Form 10-K
period 1996-03-31
ROCKWOOD NATIONAL CORP
filed 1996-07-15
CIK 84651

                                UNITED STATES
                     SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, D.C.  20549

                            --------------------

                                  FORM 10-K

                   ANNUAL REPORT UNDER SECTION 13 OR 15(d)
                   OF THE SECURITIES EXCHANGE ACT OF 1934

                            --------------------

   For the fiscal year ended March 31, 1996  Commission file number 1-7305

                         ROCKWOOD NATIONAL CORPORATION
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

             DELAWARE                                        13-2752896
    (State or other jurisdiction                          (I.R.S. Employer
  of incorporation or organization)                      Identification No.)

         5690 EASTOVER DRIVE
        NEW ORLEANS, LOUISIANA                               70128-3633
(Address of principal executive offices)                     (Zip Code)

      Registrant's telephone number, including area code:  (504) 241-4400

          Securities registered pursuant to Section 12(b) of the Act:

                                      None

            Securities registered under to Section 12(g) of the Act:

                     Common Stock $.25 par value per share

  Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                 YES   X      NO
                                      ---         ---

  Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (Section 229.405 of this Chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part
III of this Form 10-K or any amendment to this Form 10-K.           (X)

  As of June 14, 1996, 13,569,468 shares of common stock were outstanding. The aggregate market value of the common shares held by non-affiliates of Rockwood National Corporation on June 14, 1996 was $126,015.

                     DOCUMENTS INCORPORATED BY REFERENCE

  Portions of the Annual Report to Shareholders for the year ended March 31, 1996 are incorporated by reference into Parts I and II and IV.

  Portions of the Proxy Statement for the 1996 Annual Meeting of Shareholders are incorporated by reference into Part III.




                             Page 1 of 41 Pages

                                    CONTENTS


Annual Report To Stockholders:

   Business.....................................................    3
   Common Stock Market Prices and Dividends.....................    4
   Selected Financial Data......................................    5
   Management's Discussion and Analysis of
     Financial Condition and Results of Operations..............    6
   Quarterly Results of Operations - Unaudited..................    9
   Independent Auditors' Report.................................   11
   Consolidated Financial Statements............................   13
   Notes to Consolidated Financial Statements...................   17
   Board of Directors...........................................   32
   Officers and Other Information...............................   32


Annual Report on Form 10-K:

   Items 1 - 14.................................................   33
   Financial Statement Schedules and Exhibits...................   37





                             Page 2 of 41 Pages

BUSINESS

         Rockwood National Corporation (the "Company"), through its subsidiaries, is engaged in the real estate business. The Company's primary assets are approximately 234 acres of undeveloped commercial land in New Orleans, Louisiana and approximately 15 acres of residential land in New Orleans that are under option agreements.

         The Company was incorporated in Delaware on July 20, 1972.

Administration

         On June 27, 1994, by unanimous consent of the Board of Directors, a change in the control of the Company occurred which resulted in new officers and directors. Donald E. Pate became the Chairman, President and Chief Executive Officer, along with other officers of Eastover Development Corporation (EDC) and its affiliated entities. EDC administers the day-to-day business affairs of the Company for an annual fee of $196,000. All personnel required for the Company's affairs, including the Company's salaried officers, receive their compensation from EDC and its affiliated companies.





                               Page 3 of 41 Pages

COMMON STOCK MARKET PRICES AND DIVIDENDS

         Rockwood National Corporation's common stock is traded on the over-the-counter market under the symbol RNTL. The following table shows the high and low share prices for each fiscal quarter during the past two years.

                                    Bid Price                                                 Bid Price
                                    ---------                                                 ---------
Quarter Ended                  High           Low        Quarter Ended                    High        Low
- -------------                  ----           ---        -------------                    ----        ---
June 30, 1995                 $ .015          .010       June 30, 1994 (a)(b)             $ .020      .010
September 30, 1995              .015          .010       September 30, 1994                 .021      .010
December 31, 1995               .010          .010       December 31, 1994                  .020      .005
March 31, 1996                  .0125         .010       March 31, 1995                     .015      .005

(a) Effective July 10, 1992, the Company's stock was no longer quoted on the National Association of Securities Dealers Automated Quotation System ("NASDAQ"), therefore reliable quotations were unavailable.

(b) Effective December 8, 1992, the Company's stock was suspended on the Pacific Stock Exchange and de-listed effective February 18, 1993.

         As of June 20, 1996, there were 5,354 shareholders of record of the Company's shares of common stock. No dividends were declared or paid during the last two fiscal years. Agreements with the Company's bank lenders prohibit the payment of dividends.





                               Page 4 of 41 Pages

SELECTED FINANCIAL DATA

                                                             Year Ended March 31
                                            ---------------------------------------------------------------
                                                1996         1995          1994        1993          1992
                                            -----------   ----------     ---------   ---------    ---------
                                                        (In thousands, except per share data)
Revenues:
  Real estate operations                     $    330         1,621        2,839       1,794         1,981
  Interest and other income                        31           109          260         227           280
                                             --------       -------      -------     -------       -------

                                                  361         1,730        3,099       2,021         2,261
                                             --------       -------      -------     -------       -------
Cost of real estate
  operations                                      207         1,164        2,921       1,841         1,872
Losses on real estate                              -            -          2,620         800           572
Loss on disposition of
  note receivable                                 108           -            -           -             -
Other expenses                                    877           880          888         996         1,726
                                             --------       -------      -------     -------       -------

Net loss                                     $   (831)         (314)      (3,330)     (1,616)       (1,909)
                                             ========       =======      =======     =======       =======

Total assets                                    7,771         8,936       12,567      18,104        20,819
                                             ========       =======      =======     =======       =======
Long-term obligations
  not in technical
  default                                    $  1,350           177        1,466       1,636           141
                                             ========       =======      =======     =======       =======
Per share data:
  Net loss per share                         $   (.06)         (.02)        (.25)       (.16)         (.19)
                                             ========       =======      =======     =======       =======

No dividends were declared or paid during any of the above years.





                               Page 5 of 41 Pages

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Financial Condition

Total assets decreased $1,165,000 to $7,771,000 during the fiscal year ended March 31, 1996. This decrease is due primarily to the assignment, at a discount, of an affiliated company note receivable for $699,000 and the sale of two multi-family parcels and a residential lot.

Total liabilities decreased $334,000 to $6,226,000 during the fiscal year ended March 31, 1996. The decrease is primarily due to the restructuring of the related bank debt which allowed the company to pay-off the Parkway and Congress Street Properties' notes and interest and to pay real estate taxes owed.

Stockholder's equity decreased $831,000 reflecting the net loss for the twelve months ended March 31, 1996.

Results of Operations

1996 Compared to 1995

The Company's real estate activities during the fiscal year ended March 31, 1996 were primarily limited to two transactions. The Company sold a residential lot for $55,000, recognizing $25,000 in gross profit on the sale. The proceeds were used primarily to pay a lien on the property sold. Eastover Properties, Inc. (EPI), an affiliate, exercised its options to purchase two multi-family parcels with the Company for $166,000. The exercise of the options did not result in a gain or loss to the Company. The remaining outstanding options were scheduled to mature in 1996, but an extension has been granted on the remaining options outstanding to EPI.





                               Page 6 of 41 Pages

1995 Compared to 1994

Effective June 16, 1994, the Business Industrial Park, a 32,000 square foot office/warehouse building in New Orleans, was sold to Wink/Parkway Partnership, a partnership in which Wink Leasing, Inc. and Parkway each has a 50% interest. The purchase price was $1,500,000 and proceeds were used to repay the debt on the building. Prior to the sale, the Business Industrial Park was owned by 4949 Partnership in which Lake Forest, Inc., a subsidiary of the Company, and Wink Leasing, Inc. each had a 50% interest. A gain of approximately $400,000 was recorded as a result of this transaction during 1995.

On June 1, 1994, the Company sold one residential lot for $49,000 cash. The Company recognized a loss of $1,000 on this sale, and the proceeds were used to pay operating expenses.

General, selling and administrative expenses decreased $46,000 compared to the prior year, primarily the result of a decrease in property tax, audit expenses and Louisiana franchise taxes, net of increases in management fees.

Liquidity and Capital Resources

During 1996, in order to make the required payments on its TMNB mortgage debt and avoid foreclosure on real estate properties, the Company attempted to obtain financing through various financial institutions and real estate developers. The Company was not able to obtain financing or sell an interest in the real estate to outside parties, therefore an affiliate agreed to provide the necessary financing.

During the fiscal year, the Company refinanced its debt through a series of transactions involving the Company, EPI, Eastover Mortgage Company, LLC (EMC), and Trustmark National Bank (TMNB). EMC, an affiliate, loaned to the Company $1,350,000 with an interest rate of 1% over the Chase Manhattan prime rate, 9.25% at March 31, 1996, for a period of three years. See notes 6 and 7 to the Company's consolidated financial statements for further discussion of the refinancing of the Trustmark note and the extension of credit from EMC.





                               Page 7 of 41 Pages

For the year ended March 31, 1996, the Company had marginal cash flow because of limited real estate sales and various expenses incurred for such items as interest expense, property taxes and the cost of operating a public company. At March 31, 1996, substantially all of the Company's assets and a portion of the Company's subsidiaries stock are pledged as collateral on indebtedness and the Company is not in compliance with debt covenants.

Included in accounts payable and other liabilities are amounts totaling approximately $900,000 related to claims and other liabilities which have remained unresolved for several years and which ultimately may not be paid.

Net cash from operating activities decreased $550,000 in 1996 from 1995, and decreased $745,000 in 1995 from 1994. The decrease between 1996 and 1995 is primarily attributed to a decline in real estate sales and the decline in other income. The decrease between 1995 and 1994 was attributable to a decline in real estate sales and a decrease in real estate rental revenues with the disposition of the Companies' rental properties.

Net cash flows from investing activities decreased $2,426,000 in 1996 from 1995, and increased $2,274,000 in 1995 from 1994. The decrease between 1996 and 1995 and the increase between 1995 and 1994 is primarily attributed to the payments received on notes receivables outstanding and mortgage loans outstanding during 1995.

Net cash flows used in financing activities decreased $3,002,000 in 1996 from 1995, and increased $1,602,000 in 1995 from 1994. The decrease between 1996 and 1995 is primarily attributed to the lower amount of principal payments on bank notes offset by proceeds from a loan from an affiliate in the amount of $1,350,000. The increase between 1995 and 1994 was attributable to an incrase in principal payments on bank notes of $1,385,000 and a net decline in principal payments on notes payable to affiliated company of $217,000.

During 1995, the Company entered into a series of transactions that restructured the debts and changed control of the Company.

The parties involved are the Company, Eastover Properties, Inc. ("EPI") and Eastover Realty, Inc. ("ERI"). Effective at closing, persons designated by EPI and ERI ("Purchaser Designees") became directors and officers of the Company. The transaction pursuant to which EPI's and ERI's designees became directors and officers of the Company consists of several related parts which happened simultaneously. These parts are described below.

The first portion was a purchase by EPI of the following assets from the Company for $890,000 payable in the form of a promissory note bearing interest at a rate of six percent (6%) and payable in annual installments of $135,868 until all principal and accrued interest are paid (the "Purchase Promissory Note"):

    (i) a promissory note payable to Lake Forest, Inc. ("LFI") from EPI in the present principal amount of $366,960 (this promissory note was originally issued in connection with the April 16, 1991 sale);

    (ii) the undeveloped residential land in New Orleans, Louisiana known as Phase II of the Eastover Development (EPI had an option, granted in 1991, to purchase this land for $750,000), and

    (iii) the undeveloped residential land in New Orleans, Louisiana known as Phase III of the Eastover Development (EPI had an option, granted in 1991, to purchase this land for $750,000).





                               Page 8 of 41 Pages

In connection with the options that EPI was granted to purchase Phases II and III in 1991, EPI agreed to pay LFI 20% of the "net sales proceeds" (as defined) from Phases II and III. LFI transferred this obligation to Eastover Development Corp. ("EDC") for a payment of $100. The Purchase Promissory Note is secured by a pledge of item (i) above and a mortgage on items (ii) and (iii) above. The Purchase Promissory Note will be non-recourse, except that EPI is personally liable for all post-default interest. The Company recorded a loss of $800,000 in the year ended March 31, 1994 for financial reporting purposes as a result of this transfer to reduce the carrying value of the assets to net realizable value.

Secondly, Parkway prepaid its promissory note in the principal amount of $2,274,000 that was established in December 1990 with the purchase of 80 acres of undeveloped commercial land. The Company used these proceeds to reduce bank debt, pay property taxes on bank debt collateral through December 1993, and reduce notes payable to affiliates. After the above payment on bank debt, the Company's bank debt was restructured as a one-year promissory note bearing interest at a rate of prime plus 1-1/2% and has additional collateral of a first mortgage on approximately 60 acres of undeveloped land in New Orleans and an assignment of the Purchase Promissory Note. The bank will receive 90% of the sales proceeds from any sale of its collateral and will extend the maturity date by one year for every $500,000 in principal payments it receives. The Company still owes Parkway $177,000 pursuant to a revolving credit promissory note which was restructured into a note secured by real property consisting of ERI's sales office and approximately 15 acres of undeveloped land.

The interest rate is prime plus 1-1/2%. Parkway also was granted a second mortgage on all land on which the bank has a first mortgage. Thirdly, Parkway and Congress Street, who own 2,358,151 and 930,135 shares of the Company, respectively, granted EDC an option to purchase those shares during the period beginning June 28, 1994 and ending on June 16, 1997. The exercise price is the average of the closing sales price for shares for the five days before the effective date of the exercise of the option. If the shares are not traded on an exchange (which includes NASDAQ), then the purchase price shall be $.05 per share, adjusted for any stock split, stock dividend, merger, share exchange or other similar transaction.

QUARTERLY RESULTS OF OPERATIONS - UNAUDITED

    The following is a summary of the quarterly results of operations for the years ended March 31, 1996 and 1995.

                                                                             1996
                                                   ---------------------------------------------------------
                                                                       Three Months Ended
                                                                       ------------------
                                                    June 30         Sept. 30        Dec. 31        March 31
                                                   ----------      -----------    ----------      ----------
                                                             (In thousands, except per share data)
Revenues                                           $     27              168            57             109
Expenses                                                212              305           213             462
                                                   --------         --------      --------        --------

Net income (loss)                                  $   (185)            (137)         (156)           (353)
                                                   ========         ========      ========        ========

Net income (loss) per share                        $   (.02)            (.01)         (.01)           (.02)
                                                   ========         ========      ========        ========



                               Page 9 of 41 Pages

                                                                                 1995
                                                   ---------------------------------------------------------------
                                                                         Three Months Ended
                                                                         ------------------
                                                     June 30          Sept. 30        Dec. 31           March 31
                                                   -----------      -----------     ------------      ------------
                                                              (In thousands, except per share data)
Revenues                                          $     1,686               18              18                18
Expenses                                                1,441              234             187               191
                                                  -----------        ---------        --------          --------

Net income (loss)                                 $       245             (216)           (169)             (173)
                                                  ===========        =========        ========          ========

Net income (loss) per share                       $       .02             (.02)           (.01)             (.01)
                                                  ===========        =========        ========          ========




                              Page 10 of 41 Pages

                          INDEPENDENT AUDITORS' REPORT


The Board of Directors and Stockholders
Rockwood National Corporation:


We have audited the accompanying consolidated balance sheets of Rockwood National Corporation and subsidiaries as of March 31, 1996 and 1995, and the related consolidated statements of operations, stockholders' equity, and cash flows for each of the years in the three-year period ended March 31, 1996. In connection with our audit of the consolidated financial statements, we have also audited the financial statement schedules listed in the Index at Item 14(a). These consolidated financial statements and financial statement schedules are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and financial statement schedules based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Rockwood National Corporation and subsidiaries at March 31, 1996 and 1995, and the results of their operations and their cash flows for each of the years in the three-year period ended March 31, 1996 in conformity with generally accepted accounting principles. Also, in our opinion, the related financial statement schedules, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.

The accompanying consolidated financial statements have been prepared assuming that Rockwood National Corporation will continue as a going concern. As discussed in Note 2 to the consolidated financial statements, the Company incurred net losses of $831,000, $314,000 and $3,330,000 for the years ended March 31, 1996, 1995 and 1994, has encountered difficulties in generating adequate cash flows and obtaining external financing for the operation, future development and completion of its real estate activities and is not in compliance with debt covenants. These matters raise substantial doubt about





                              Page 11 of 41 Pages
the entity's ability to continue as a going concern. Management's plans in regard to these matters are described in Note 2. The consolidated financial statements and financial statement schedules do not include any adjustments that might result from the outcome of this uncertainty.





KPMG PEAT MARWICK LLP

New Orleans, Louisiana
June 10, 1996





                              Page 12 of 41 Pages

                         ROCKWOOD NATIONAL CORPORATION

                          CONSOLIDATED BALANCE SHEETS

                                                                                       March 31
                                                                                ------------------------
                                                                                  1996            1995
                                                                                ---------      ---------
                                                                                     (In thousands)
                Assets

Real estate assets                                                              $  5,475          8,566
Cash and cash equivalents                                                            -               16
Accounts, notes and other receivables                                                100            225
Prepaid expenses                                                                      92             92
Deferred debt issuance costs                                                       2,068            -
Other assets                                                                          36             37
                                                                                --------        -------

                                                                                $  7,771          8,936
                                                                                ========        =======
        Liabilities and Stockholders' Equity

Liabilities:
    Note payable to banks                                                          1,580          2,882
    Notes payable to affiliated companies                                          1,350            233
    Accounts payable and other liabilities                                         2,881          2,907
    Deferred gain                                                                    415            538
                                                                                --------        -------

           Total liabilities                                                       6,226          6,560
                                                                                --------        -------
Stockholders' equity:
    Common stock ($.25 par value per share)
       Authorized 20,000,000 shares; issued and
       outstanding 13,569,468                                                      3,392          3,392
    Additional paid-in capital                                                    49,837         49,837
    Accumulated deficit                                                          (51,684)       (50,853)
                                                                                --------        -------

           Total stockholders' equity                                              1,545          2,376

Contingencies, commitments and other matters
                                                                                --------        -------

           Total liabilities and stockholders' equity                           $  7,771          8,936
                                                                                ========        =======

See accompanying notes to consolidated financial statements.





                              Page 13 of 41 Pages

                         ROCKWOOD NATIONAL CORPORATION

                     CONSOLIDATED STATEMENTS OF OPERATIONS


                                                                        Year Ended March 31
                                                              ------------------------------------------
                                                                 1996            1995            1994
                                                              ----------      ----------      ----------
                                                                (In thousands, except per share data)
Revenues:
   Real estate sales                                          $    330            1,549            2,637
   Real estate rentals                                             -                 72              202
   Interest and other                                               31              109              260
                                                              --------         --------         --------

                                                                   361            1,730            3,099
                                                              --------         --------         --------
Costs and expenses:
   Real estate sales                                               207            1,093            2,650
   Real estate rentals                                             -                 71              271
   General, selling and administrative
    expenses                                                       514              536              582
   Interest expense and financing charges                          363              344              306
   Loss on disposition of note receivable                          108              -                -
   Losses on real estate                                           -                -              2,620
                                                              --------         --------         --------

                                                                 1,192            2,044            6,429
                                                              --------         --------         --------

           Net loss                                           $   (831)            (314)          (3,330)
                                                              ========         ========         ========

           Net loss per share                                 $   (.06)            (.02)            (.25)
                                                              ========         ========         ========
Weighted average shares of common stock
    outstanding                                                 13,569           13,569           13,543
                                                              ========         ========         ========


See accompanying notes to consolidated financial statements.





                              Page 14 of 41 Pages

                         ROCKWOOD NATIONAL CORPORATION

                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

                   Years ended March 31, 1996, 1995 and 1994

                                 (In thousands)


                                               Common stock            Additional                        Total
                                          ------------------------       paid-in       Accumulated    stockholders'
                                           Shares         Amount         capital         deficit        equity
                                          --------       --------      ----------      -----------    ------------
Balance at March 31, 1993                   9,853         $ 2,463       50,766          (47,209)        6,020
Issuance of stock                           3,715             929         (929)             -             -
Net loss                                       -              -            -             (3,330)       (3,330)
                                           ------         -------       ------          -------        ------

Balance at March 31, 1994                  13,568           3,392       49,837          (50,539)        2,690

Conversion of predecessor
    company stock certificates                  1             -            -                -             -

Net loss                                      -               -            -               (314)         (314)
                                           ------         -------       ------          -------        ------

Balance at March 31, 1995                  13,569           3,392       49,837          (50,853)        2,376

Net loss                                      -               -            -               (831)         (831)
                                           ------         -------       ------          -------        ------

Balance at March 31, 1996                  13,569         $ 3,392       49,837          (51,684)        1,545
                                           ======         =======       ======          =======        ======




See accompanying notes to consolidated financial statements.





                              Page 15 of 41 Pages

                         ROCKWOOD NATIONAL CORPORATION

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                             Year ended March 31
                                                                    ------------------------------------
                                                                      1996           1995          1994
                                                                    -------         ------        ------
                                                                               (In thousands)
Operating activities:
    Net loss                                                        $  (831)          (314)       (3,330)
    Adjustments to reconcile net loss
         to net cash provided by operating
         activities:
             Depreciation and amortization                               60            -             80
             Loss on disposition of note receivable                     108            -             -
    Real estate held for sale:
         Losses (gains) on sales                                       (188)          (456)           13
         Net proceeds from sales                                        920          1,540         1,933
         Losses on real estate                                          -              -           2,620
    Changes in operating assets and
         liabilities:
             Decrease in accounts, notes and
               other receivables, prepaid
               expenses and other assets                                126             79           303
             Decrease in accounts payable and
               accrued and other liabilities                            (26)          (130)         (155)
                                                                    -------         ------        ------
                 Net cash provided by operating
                   activities                                           169            719         1,464
                                                                    -------         ------        ------
Investing activities:
    Payments received on mortgage loans                                 -              152           116
    Payments received on note receivable                                -            2,274           -
    Proceeds from sale of investment in
      partnership                                                       -              -              36
                                                                    -------         ------        ------
                 Net cash provided by
                   investing activities                                 -            2,426           152
                                                                    -------         ------        ------
Financing activities:
    Principal payments on bank notes                                 (1,302)        (2,495)       (1,110)
    Proceeds from notes payable to affiliated
      company                                                         1,350             56           503
    Principal payments on notes payable to
      affiliated company                                               (233)          (748)         (978)
                                                                    -------         ------        ------
                 Net cash used by financing
                   activities                                          (185)        (3,187)       (1,585)
                                                                    -------         ------        ------
Increase (decrease) in cash and cash
    equivalents                                                         (16)           (42)           31
Cash and cash equivalents at beginning
    of year                                                              16             58            27
                                                                    -------         ------        ------

Cash and cash equivalents at end of year                            $   -               16            58
                                                                    =======         ======        ======

See accompanying notes to consolidated financial statements.





                              Page 16 of 41 Pages

                         ROCKWOOD NATIONAL CORPORATION

                   Notes to Consolidated Financial Statements


 (1)     Summary Of Significant Accounting Policies

         (a)  Description of the Business

              Rockwood National Corporation (the "Company"), through its subsidiaries, is engaged in the real estate business. The Company's primary asset is an undivided interest in approximately 234 acres of undeveloped commercial land in New Orleans, Louisiana, and approximately 15 acres of residential land in New Orleans that are under option agreements. At March 31, 1996, the Company's principal activities are conducted by Lake Forest, Inc.
              (LFI), a wholly-owned subsidiary engaged in the real estate business.

         (b)  Principles of Consolidation

              The accompanying consolidated financial statements include the accounts of Rockwood National Corporation (Rockwood) and its subsidiaries (the Company). Intercompany transactions and balances have been eliminated in consolidation.

         (c)  Statements of Cash Flows

              The Company considers bank overdrafts and all highly liquid investments with a maturity of three months or less when purchased to be cash equivalents.

                                                         Year Ended March 31
                                               ---------------------------------------
                                                 1996             1995          1994
                                               ---------        --------      --------
                 Supplemental cash flow
                    information -
                       interest paid           $ 302,000        267,000       424,000
                                               =========        =======       =======

         (d)  Real Estate Operations

              Land held for sale and development and rental properties are carried at the lower of cost or net realizable value, including development costs and improvements. Interest, property taxes and other carrying costs incurred during the development phase are capitalized. The costs of direct improvements to a tract of real estate are allocated to that tract. In general, costs of land, common improvements and capitalized carrying costs are allocated to tracts based upon the relative sales values of the tracts.
              The Company capitalizes interest on the average amount of accumulated expenditures for property being developed using the effective interest rate based on the related debt. Interest capitalization continues until the assets are ready for sale or until development of the property is suspended. No interest was capitalized for the years ended March 31, 1996, 1995 and 1994.
                                                                     (Continued)





                              Page 17 of 41 Pages

                         ROCKWOOD NATIONAL CORPORATION

                   Notes to Consolidated Financial Statements


              Profits from sales of real estate are recognized upon closing, the transfer of ownership rights to the purchaser and receipt from the purchaser of an adequate cash down payment and adequate continuing investment by the purchaser. If the required cash down payment has not been received, except for transactions where the deposit method of accounting is used, the sale and related costs are recorded, but any gross profit is deferred and recognized using the installment method of accounting as collections are received.

              Revenue on real estate rentals is recognized and accrued as earned.

              All of the Company's rental properties were sold to a related entity during 1995, as discussed in Note 11(d).

         (e)  Rental Properties and Furniture, Fixtures and Equipment

              Rental properties and furniture, fixtures and equipment are depreciated over their estimated useful lives using the straight-line method, as follows:

                                                                     Years
                                                                     -----
              Land improvements                                      15-20
              Buildings and improvements                              5-40
              Vehicles, equipment and other                           3-10

              The cost of maintenance, repairs and minor renovations is charged to expense in the year incurred; major renovations and betterments are capitalized.

         (f)  Debt Issuance Costs

              Debt issuance costs incurred in connection with the issuance of the Company's notes to affiliates are being amortized over the term of the related debt. Unamortized costs are charged to expense upon prepayment of the financing.

         (g)  Loss Per Share

              Common stock equivalents include the Company's stock options, warrants, and stock issuable in connection with Rockwood Computer Corporation's plan of reorganization (see Note 8). The computation of the loss per share for 1996, 1995, and 1994 does not give effect to common stock equivalents which would decrease the loss per share amount otherwise computed.

                                                                     (Continued)





                              Page 18 of 41 Pages

                         ROCKWOOD NATIONAL CORPORATION

                   Notes to Consolidated Financial Statements


         (h)  Income Taxes

              In accordance with Statement of Financial Accounting Standards
              (SFAS) No. 109, "Accounting for Income Taxes", the Company accounts for income taxes under the asset and liability method. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

         (i)  Impact of Recently Issued Accounting Standards

              In March 1995, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of". The statement is required to be adopted no later than fiscal years beginning after December 15, 1995. Management of the Company does not expect this statement to have any effect on the consolidated financial statements of the Company.

         (j)  Reclassifications

              Certain reclassifications have been made in the 1995 and 1994 financial statements to conform to the 1996 presentation.

         (k)  Use of Estimates

              The preparation of the financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amount of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual amounts could differ from those estimates.



                                                                     (Continued)





                              Page 19 of 41 Pages

                         ROCKWOOD NATIONAL CORPORATION

                   Notes to Consolidated Financial Statements


         (l)  Fair Value of Financial Instruments

              The carrying amounts of cash and cash equivalents, accounts, notes and other receivable, accounts payable, and other liabilities approximate fair value because of the short maturity of these items. The carrying amounts of notes payable to banks and affiliated company approximate fair value because the interest rates of these instruments change with market interest rates.

 (2)     Liquidity

         The Company incurred net losses of $831,000 in 1996, $314,000 in 1995 and $3,330,000 in 1994 and, at March 31, 1996, the Company had borrowed all amounts available under its loan agreement with a bank. Notes payable to banks totaling $1,580,000 become due on February 15, 1999. Management is of the opinion that a significant portion of the cash flow required for the Company's fiscal 1997 operations must come from real estate sales. At March 31, 1996, substantially all of the Company's assets are pledged as collateral on indebtedness and the Company is not in compliance with debt covenants (see note 7).

 (3)     Accounts, Notes and Other Receivables and Prepaid Expenses

                                                                      March 31
                                                               ---------------------
                                                                  1996        1995
                                                               ---------     -------
         Accounts, notes and other receivables
             consist of:
               Refundable utility installation costs           $  16,000      57,000
               Note receivable due from affiliate                 16,000     112,000
               Other                                              68,000      56,000
                                                               ---------     -------

                                                               $ 100,000     225,000
                                                               =========     =======
         Prepaid expenses consist of -
             prepaid real estate taxes                         $  92,000      92,000
                                                               =========     =======

 (4)     Real Estate Assets

                                                                    March 31
                                                             -----------------------
                                                                1996         1995
                                                             -----------   ---------
         Land held for sale and development                  $ 5,475,000   7,799,000
         Mortgage note receivable (see note 9(f))                    -       767,000
                                                             -----------   ---------

                                                             $ 5,475,000   8,566,000
                                                             ===========   =========


                                                                     (Continued)





                              Page 20 of 41 Pages

                         ROCKWOOD NATIONAL CORPORATION

                   Notes to Consolidated Financial Statements


         During the 1994 fiscal year, management reduced the carrying value of its real estate assets by recording a loss of $2,620,000 to reflect the impact of an exclusive listing agreement and the transaction discussed in Note 9. A summary of activity in the allowance for possible losses follows:

                                                                          Year Ended March 31
                                                               ------------------------------------------
                                                                1996               1995            1994
                                                               -------             ----          --------
           Balance at beginning of year                        $   -                 -            806,000
           Provision for possible losses                           -                 -                -
           Amounts charged to allowance                            -                 -           (806,000)
                                                               -------              ---          --------

           Balance at end of year                              $   -                 -                -
                                                               =======              ===          ========

 (5)     Accounts Payable and Other Liabilities

                                                                                   March 31
                                                                          --------------------------
                                                                              1996           1995
                                                                          -----------      ---------
             Accounts payable and other
             liabilities consist of:
              State income taxes payable                                  $   491,000        491,000
              Litigation settlement payable                                   525,000        525,000
              Real estate taxes payable                                       280,000        338,000
              Legal fees payable                                              296,000        296,000
              Accrued management fees                                         343,000        174,000
              Accrued interest                                                 20,000        214,000
              Utility refunds payable                                         173,000        173,000
              Principal and interest payable
                on retired debentures                                         132,000        139,000
              Accrued director's fees                                         127,000        127,000
              Accrued taxes - other                                            90,000         87,000
              Other                                                           404,000        343,000
                                                                          -----------      ---------

                                                                          $ 2,881,000      2,907,000
                                                                          ===========      =========

 (6)     Notes Payable to Banks

                                                                                   March 31
                                                                          --------------------------
                                                                              1996           1995
                                                                          -----------      ---------
         Note payable to banks consist of:

             Mortgage note payable, interest due
                semi-annually at prime rate plus
                1-1/2% (9.75% at March 31, 1996),
                due February 15, 1999, secured by
                commercial acreage                                        $ 1,580,000      2,882,000
                                                                          ===========      =========

                                                                     (Continued)





                              Page 21 of 41 Pages

                         ROCKWOOD NATIONAL CORPORATION

                   Notes to Consolidated Financial Statements


         In August 1995, the Company assigned the balance remaining on the EPI note receivable (note 9(f)) to Trustmark National Bank (TMNB) as a reduction to the mortgage note outstanding with TMNB in the amount of $699,000. A $108,000 loss on the assignment of the notes receivable was recognized. The related deferred gain, resulting from the property sale which created the note receivable, was recognized in the current year.

         Affirmative covenants related to the above mortgages require, among other things, that the Company not be delinquent in the payment of property taxes on the mortgaged properties. The Company was in technical default with this covenant at March 31, 1996, 1995 and 1994. Agreements made with the Company's bank lenders prohibit the payment of dividends.

 (7)     Notes Payable to Affiliated Companies

         Notes payable to affiliated companies consist of:

                                                                                      March 31
                                                                             --------------------------
                                                                                1996             1995
                                                                             -----------        -------
       Note payable to Eastover Mortgage Company,
           L.L.C., principal and interest due
           in full on March 7, 1999, interest
           based on 1% over the Chase Manhattan
           prime rate (9.25% at March 31, 1996),
           secured by commercial real estate
           and certain subsidiaries' stock                                   $ 1,350,000            -

       Note payable, interest due quarterly at
           prime (9% at March 31, 1995), principal
           payments of $118,000 and $59,000 due on
           June 27, 1995 and 1996, respectively                                      -          177,000

       Note payable, interest due quarterly at
           prime (9% at March 31, 1995), principal
           due on June 27, 1996                                                      -           56,000
                                                                             -----------        -------

                                                                             $ 1,350,000        233,000
                                                                             ===========        =======

                                                                     (Continued)





                              Page 22 of 41 Pages

                         ROCKWOOD NATIONAL CORPORATION

                   Notes to Consolidated Financial Statements


         On March 7, 1996, Lake Forest, Inc., a wholly owned subsidiary of the Company, borrowed an aggregate amount of $1,350,000 (the EMC Loan) under two notes payable to Eastover Mortgage Company, L.L.C., (EMC) whose members are the Chief Executive Officer and a director of the Company. Proceeds from the issuance of the notes to EMC were used by the Company to pay interest and principal on the Company's note payable to TMNB, to pay delinquent real estate taxes, for costs and expenses of the transaction and to provide working capital to the Company and Lake Forest. Lake Forest was in default of its loan with TMNB, with a balance then outstanding of approximately $2,200,000. In conjunction with the payment of interest and principal, TMNB renewed its note outstanding to Lake Forest and extended the terms as described in note 6. The loan with TMNB is secured by a first mortgage on substantially all of the Company's property in eastern New Orleans, Louisiana and is guaranteed by Rockwood.

         In consideration of EMC extending the EMC Loan and its speculative nature, pursuant to a related agreement effective March 7, 1996, between the Company and its subsidiaries (NEI Properties, Inc. and Lake Forest, Inc.) and EMC, Lake Forest transferred to EMC a 28% undivided interest in all property owned by Lake Forest in Orleans Parish, Louisiana (the Eastover Transfer). The carrying value of the undivided interest transferred to EMC of $2,128,000 has been recorded as deferred debt issuance costs and will be amortized over the term of the loan.

         The terms of the agreement provide that the Eastover Transfer will not be recorded in the conveyance records of Orleans Parish except in the event that Lake Forest defaults on the TMNB loan (see note 6) or in the event that Donald E. Pate is terminated as President of Rockwood. At any time prior to recordation of the conveyance, the parties have agreed that either Rockwood or EMC shall have the right, privilege and option to amend the Eastover Transfer to provide for a transfer of 28% of the issued and outstanding common stock of Rockwood at the time the option is exercised.

         EMC has agreed to loan additional funds to Lake Forest, to the extent needed to pay interest payments on the TMNB Loan. Such loans will be evidenced by notes, will bear interest at 1% over prime and will be due and payable on February 15, 1999. Loans made by EMC under this commitment shall be secured by a collateral mortgage on a parcel of the Company's real estate and 100% of the stock of Lake Forest and NEI.

         Further, EMC has agreed to loan sufficient funds to Lake Forest to pay the balance of the TMNB note, in the event Lake Forest or Rockwood does not have funds available to pay the note when due according to its terms.
                                                                     (Continued)





                              Page 23 of 41 Pages

                         ROCKWOOD NATIONAL CORPORATION

                   Notes to Consolidated Financial Statements


         EMC loans to pay principal on the TMNB note at its maturity are conditioned upon Rockwood's transferring an additional 23% undivided interest in the Company's real estate or the Company's issuance of sufficient Rockwood common stock to EMC to grant EMC an additional 23% ownership of the outstanding shares of common stock of the Company. At March 31, 1996, the Company does not have the requisite number of shares authorized for issuance to grant the ownership interest to EMC, in order for the Company to obtain the loan proceeds.

         The Company's ability to meet its obligations to TMNB and EMC when due is dependent on the Company's success in marketing its real estate properties, obtaining alternative financing or obtaining additional equity capital. It is the intention of the Company to sell sufficient real estate to liquidate all of its liabilities. EMC has agreed, however, that as long as reasonable efforts are made by Rockwood to sell the real estate owned by Lake Forest, and so long as the Company is not in bankruptcy or receivership, EMC shall renew and extend all loans made to the Company, at the same rates and terms, for additional three year periods.

 (8)     Capital Stock

         Since 1985, the Company has been a defendant in various lawsuits regarding debentures issued by its former subsidiary, Rockwood Computer Corporation ("Computer"). In early 1992, the Company was held liable as successor to Computer under the terms of the unpaid debentures. The previously disclosed settlement agreements with the plaintiffs in the lawsuits against the Company were approved by the court and are final. The Company settled the lawsuits in exchange for securities of the Company and a small amount of cash. Under the terms of the settlement, the Company agreed to issue an aggregate of up to 5,500,000 shares of common stock and paid $85,000 in cash to the class members. The terms of the settlement agreement also called for debenture holders to tender their debentures within one year of the court approval date of February 21, 1993, to claim their common stock certificates. Certificates not claimed after one year revert to the Company. During the year ended March 31, 1994, 3,715,434 shares of common stock were issued pursuant to the settlement of the lawsuit.
         At March 31, 1996, 574,393 certificates have been reverted to the Company and 1,210,173 certificates are pending additional information before issuance.


                                                                     (Continued)





                              Page 24 of 41 Pages

                         ROCKWOOD NATIONAL CORPORATION

                   Notes to Consolidated Financial Statements


         As an inducement for The Parkway Company, an affiliated entity and owner of approximately 17% of the outstanding common stock of the Company, to purchase 80 acres of land from the Company in December 1990, Rockwood issued to Parkway a warrant to purchase 800,000 shares of Rockwood common stock exercisable at $.375 per share during the period beginning June 17, 1991 and ending December 18, 1995. No warrants were exercised during the year and all outstanding warrants expired on December 18, 1995.

         On August 17, 1979, the stockholders approved the 1979 Stock Option Plan for Officers, Directors and Key Employees ("1979 Key Plan"). Under the 1979 Key Plan, the Company was authorized to grant options to purchase up to 360,000 shares of the Company's common stock, at not less than the fair market value of the Company's common stock on the date of grant. Options granted under the Plan are generally exercisable six months after and expire ten years from the date of grant. On June 9, 1982, the 1979 Key Plan was amended to conform to IRS regulations for Incentive Stock Option Plans.

         The Company's Incentive Stock Purchase Plan (the "Stock Plan"), dated April 30, 1982, authorized the sale of a maximum of 500,000 shares of the Company's common stock to certain officers at a price of $.85 per share. Ten percent of the purchase price was payable in cash and the balance was represented by an 8-year promissory note bearing interest at the prevailing broker's loan rate of interest up to 15% per year. Principal was payable on the earlier of the eighth anniversary of the note or pro rata upon the earlier sale of any of the shares. On May 14, 1982, 480,000 shares were issued under the Stock Plan. A special committee of the Company's Board determined that the establishment of the Stock Plan was improper and that the shares were issued for inadequate consideration. Stock certificates for 90,000 shares have been returned to the Company and canceled, and principal and interest payments made on the notes for these shares were returned and the notes were canceled. The Company has authorized the Company's stock transfer agent to place stop transfer notations in its books with respect to the remaining 390,000 shares. Since, in the opinion of management, the shares were not validly issued, the Company has deducted the 390,000 shares from the total shares outstanding and canceled the unpaid portion of the incentive stock purchase agreements ($298,000); however, there is no assurance that the Company will prevail with respect to its position that these shares were invalidly issued.


                                                                     (Continued)





                              Page 25 of 41 Pages

                         ROCKWOOD NATIONAL CORPORATION

                   Notes to Consolidated Financial Statements


         On August 22, 1991, the stockholders approved the 1991 Incentive Plan and the 1991 Directors Stock Option Plan. The Incentive Plan provides for the issuance of an aggregate of 492,261 options to key employees or officers of the Company. The options include provisions for stock appreciation rights which provide for the payment of an amount of cash to the employee equal to the excess of the fair market value of the shares over the option price. The Directors' Plan provides for the issuance of an aggregate of 150,000 options to directors who are not employees.

         An analysis of activity in options under the Plans is as follows:

                                                                        1991                     1991
                                1979 Key Plan                      Incentive Plan           Directors Plan
                         ---------------------------          -----------------------     -------------------
                                        Price Per                          Price Per                Price Per
                          Shares          Share                Shares        Share        Shares      Share
                         --------    ---------------          -------     -----------     ------    ---------
Outstanding,
    March 31, 1993         82,000    $ 1.3125 - 3.25          435,750     $ .25 - .28     90,000       $ .28

Relinquished                  -                  -             (5,000)    $ .25              -            -
                         --------                             -------                     ------

Outstanding,
    March 31, 1994         82,000    $ 1.3125 - 3.25          430,750     $ .25 - .28     90,000       $ .28

Issued                        -                  -                -               -          -            -
                         --------                             -------                     ------

Outstanding,
    March 31, 1995         82,000    $ 1.3125 - 3.25          430,750     $ .25 - .28     90,000       $ .28

Issued                        -                  -                -               -          -            -

Relinquished              (26,000)   $ 1.3125 - 3.25              -                          -
                         --------                             -------                     ------

Outstanding,
    March 31, 1996       $ 56,000    $ 1.3125 - 3.25          430,750     $ .25 - .28     90,000       $ .28
                         ========                             =======                     ======

         At March 31, 1996 and 1995, options for 576,750 and 602,750 shares were exercisable, respectively. The 1979 options outstanding expire in 1998. The 1991 options expire in 2001 and 2002.


                                                                     (Continued)





                              Page 26 of 41 Pages

                         ROCKWOOD NATIONAL CORPORATION

                   Notes to Consolidated Financial Statements


 (9)     Other Related Party Transactions

         (a) Administrative Services Fees

             During 1994, the Company entered into an administrative services agreement with Eastover Properties, Inc. (EPI), an affiliate of the Company owned in part by the President of the Company and certain of the Company's officers and members of the Board of Directors. Under the agreement, the fee paid by the Company for administrative services is fixed at $196,000 annually. The amount charged to the Company and included in general and administrative expenses totaled $196,000, $196,000 and $153,000 in 1996, 1995 and
             1994, respectively. All personnel required for the Company's affairs, including the Company's salaried officers, receive their compensation from EPI or affiliates thereof.

         (b) Management Fees

             Effective March 1, 1990, the Company sold its realty corporation, Eastover Realty, Inc. (ERI), to Donald E. Pate, who was an officer of Lake Forest, Inc. from December 1983 to September 1988. Effective June 27, 1994, Mr. Pate was elected Chairman of the Board of the Company and appointed President and Chief Executive Officer. Mr. Pate is also the general partner in the partnership that purchased the Country Club and a shareholder in EPI which purchased the residential land in New Orleans. The Company paid ERI a monthly management fee of $27,100 through March 31, 1991, and a monthly management fee of $10,000 through June 30, 1993. Effective June 29, 1993, the Company will pay a decreasing management fee of $5,833 per month through July 31, 1994, $4,167 per month through July 31, 1995, and $1,667 per month through July 31, 1996. ERI is responsible for the management and marketing efforts of the Eastover development and surrounding commercial real estate.

         (c) Eastover and Lake Bullard Sale

             On April 16, 1991, the Company sold 184 developed residential building lots and four golf villas in the Eastover and Lake Bullard Developments in New Orleans, Louisiana to EPI. EPI was also granted an option to purchase the remaining undeveloped Phase II and III residential land and seven of the multi-family parcels in Phase I in the Eastover Development.


                                                                     (Continued)





                              Page 27 of 41 Pages

                         ROCKWOOD NATIONAL CORPORATION

                   Notes to Consolidated Financial Statements


             The consideration received from EPI for the 184 lots and the option was $4,347,350 consisting of $135,000 cash down payment, a seven-year note for $865,000, bearing interest at 8%, and a seven-year note for $3,347,350, bearing interest at 6%. The sales price for the golf villas was the repayment of three golf villa mortgages for $420,000 and a wraparound mortgage for a fourth golf villa for $142,000.

             The option price for the Phase II and Phase III residential land was $750,000 for each phase plus a 20% future net profit participation. The Phase II and Phase III residential land was subsequently sold to EPI in a transaction discussed further in
             Note 9(f). The option price for the seven multi-family parcels in Phase I is $315,000. The original option expired on April 16, 1996 and was extended in 1996 for an additional five years to April 16, 2001. At March 31, 1996, options have been exercised for the purchase of 4 parcels.

             For financial reporting purposes, the sale of the above lots and one golf villa was deferred using the deposit method of accounting. Under the agreement with EPI, the Company released lots from liens securing the notes based on payment by EPI of stipulated release prices to the Company. Sales were recorded as these individual lots were sold by EPI and the related release prices were paid. The sales amounts and the related cost of sales were determined based on the carrying amount of individual lots sold. Inasmuch as these lots were reduced to their net realizable value by recording an allowance for possible losses of $4,650,000 in fiscal 1991, no gross profits were realized on the sales.

             On June 29, 1993, the Company sold the remaining balance on the $3,347,350 note taken in the April 16, 1991 sale. As a result of the sale of the note, the remaining 123 lots qualified for sales recognition in the amount of $2,350,000 net of the allowance for possible losses.

         (d) Sale of Lake Kenilworth Apartments

             On July 1, 1993, the Company sold its 1% general partnership interest in Lake Kenilworth Apartments (LKA) to ERI for $15,000 cash and a note receivable of $135,000 bearing interest at 7%. The Company's investment in LKA had been written to zero in 1982. A gain of $150,000 on this transaction was deferred to be recognized as the note was collected. Subsequent to July 1, 1993, the Company received $23,000 in principal reductions. In accordance with the terms of the sale agreement, the note receivable was cancelled in the current year upon the Department of Housing and Urban Development's foreclosure on the property's mortgage. Accordingly, the note balance and related deferred gain were written off.

                                                                     (Continued)





                              Page 28 of 41 Pages

                         ROCKWOOD NATIONAL CORPORATION

                   Notes to Consolidated Financial Statements



         (e) Sale of Business Industrial Park

             Effective June 16, 1994, the Business Industrial Park, a 32,000 square foot office/warehouse building in New Orleans, which constituted the Company's rental property, was sold to Wink/Parkway Partnership, a partnership in which Wink Leasing, Inc. and Parkway each has a 50% interest. The purchase price was $1,500,000 and proceeds were used to repay the mortgage note secured by the building. Prior to the sale, the Business Industrial Park was owned by 4949 Partnership in which Lake Forest, Inc. a subsidiary of the Company, and Wink Leasing, Inc. each had a 50% interest. A gain of approximately $456,000 was recorded as a result of this transaction during 1995.

         (f) Sale of Property to EPI

             Effective June 28, 1994, EPI purchased from the Company a promissory note payable to LFI by EPI in the principal amount of $366,960 and two parcels of undeveloped residential land (Phase II and Phase III) in the Eastover Development for $890,000. Consideration for the purchase was a promissory note which bears interest at 6% and is due in annual installments of $135,868 beginning June 27, 1995 until all principal and interest is paid in 2002. In March 1996, the note receivable with a balance outstanding of $807,000, was assigned to a bank, at a discount, for a corresponding reduction in debt outstanding of $699,000.
             The deferred gain related to the sale of the land was recognized in addition to the loss on the assignment of the discounted note.

 (10)    Income Taxes

         The Company has not recorded any income tax benefit for the years ended March 31, 1996, 1995 and 1994 because net operating loss carryforwards could not be utilized and a valuation allowance has been provided to fully offset deferred tax assets.




                                                                     (Continued)





                              Page 29 of 41 Pages

                         ROCKWOOD NATIONAL CORPORATION

                   Notes to Consolidated Financial Statements


         The tax effects of significant items comprising the Company's net deferred tax asset (liabilities) are as follows (in thousands):

                                                                                       March 31,
                                                                             ----------------------------
                                                                               1996                 1995
                                                                             --------              ------
             Deferred tax assets (liabilities):
             Differences in book and tax basis of real
              estate assets                                                  $   (351)               (728)
             Accrued directors fees                                                51                  51
             Reserve for litigation settlement                                     89                  89
             Operating loss carryforwards                                       6,852               6,553
                                                                             --------              ------

                                                                                6,641               6,342

             Valuation allowance                                               (6,641)             (6,342)
                                                                             --------              ------

             Net deferred tax asset                                          $    -                   -
                                                                             ========              ======

         At March 31, 1996 and 1995, the net deferred tax asset is entirely offset by a valuation allowance because management of the Company does not expect the net deferred tax asset to be realized.

         The Company files a consolidated federal income tax return. At March 31, 1996, the Company has net operating loss carryforwards for federal income tax purposes of approximately $17,559,000 which expire as follows:

             March 31:
                1998                                                                    $    453,000
                2000                                                                         137,000
                2001                                                                       1,516,000
                2002                                                                          72,000
                2004                                                                       1,976,000
                2005                                                                       3,453,000
                2006                                                                         568,000
                2007                                                                       4,852,000
                2008                                                                         669,000
                2009                                                                       1,516,000
                2010                                                                       1,576,000
                2011                                                                         771,000
                                                                                        ------------

                                                                                        $ 17,559,000
                                                                                        ============

                                                                     (Continued)





                              Page 30 of 41 Pages

                         ROCKWOOD NATIONAL CORPORATION

                   Notes to Consolidated Financial Statements


 (11)    Commitments, Contingencies and Other Matters

         During fiscal years 1990 and 1991, twelve mortgage notes receivable in the principal amount of $2,877,000 were sold to a bank. Gains related to the real estate sold were deferred because Lake Forest is obligated to buy back the mortgages if the mortgagors default. As of March 31, 1996, one mortgage remains outstanding with an unpaid principal balance of $611,000 and related deferred gain of $388,000. This mortgage, which matured in August 1995, is in default and the bank has proceeded with legal action against the mortgagee and the Company as guarantors. The loan is collateralized by approximately six acres of undeveloped real estate in New Orleans. Management believes that no additional provision for possible loss is required with respect to this note. Accordingly, no provision for possible loss on this recourse obligation has been reflected in the March 31, 1996 financial statements.

         The Company has pending several claims incurred in the normal course of business which, in the opinion of management and legal counsel, can be disposed of without significant effect on the accompanying financial statements.





                              Page 31 of 41 Pages

BOARD OF DIRECTORS

A. Wayne Buras, age 45, is an attorney with the Louisiana law firm of Jones, Fussell, Buras & Kern. Mr. Buras has practiced law in Louisiana for twenty years and is a fifty percent (50%) owner of Eastover Mortgage Co., LLC, an affiliated entity.

Donald E. Pate, age 46, has served as President of Eastover Properties, Inc.
(EPI) and Eastover Realty, Inc. (ERI), affiliated entities of the Company, since 1990. In this capacity, Mr. Pate manages and markets all remaining residential and commercial properties owned by Lake Forest, Inc. (LFI), a subsidiary of the Company. From 1978 to 1981, Mr. Pate served as Treasurer and Vice President of the Eastover Corporation, which position involved handling all of the Eastover Group's accounting and financial activities. From 1981 to 1983, Mr. Pate served as President of Golf Properties, Inc., which is a subsidiary of two of the Eastover Group of Companies. Mr. Pate was employed as President of LFI from 1983 to 1988. From 1988 to 1990, he served as General Manager of Tammany Highlands, Inc. a proposed real estate and golf course development company. Mr. Pate is also a limited partner in Eastover Country Club, a Partnership in Commendam (ECC) and an affiliate of the Company.

Mr. Joseph C. Wink, Jr., age 64, is the owner, President and Chief Executive Officer of Wink Engineering Company which has been located in northeastern Louisiana for twenty years. Mr. Wink is also Chief Executive Officer of Wink Leasing, Inc., and Universal Consolidated Services, Inc., a corporation providing personnel services. In addition to being a shareholder in EPI, Mr. Wink is a limited partner in ECC.

T.K. Winingder, age 55, is President of Jazzland Development Corporation, a major land owner near Eastover. From 1988 to 1990, Mr. Winingder was President of LFI and is thus intimately familiar with the entire operation of the Company. At various times, Mr. Winingder has also served as President of Thomas K. Winingder Real Estate and as a Director of Development at Joseph Canizaro Interest and as Project Manager and Partner of Crow, Pope & Carter, a real estate development company.

Frederick C. Young, Jr., age 52, is President of the Methodist Hospital and is also President of East New Orleans Properties, Inc., which is the co-general partner with EDC in ECC. Further, Mr. Young is also a shareholder in EPI.

OFFICERS

Donald E. Pate
    Chairman of the Board,
    President and
    Chief Executive Officer

David L. Steel
    Vice President

Donald R. Sampson
    Vice President

Charles A. Saucier
    Treasurer/Controller

OTHER INFORMATION

ADDRESS
5690 Eastover Drive
New Orleans, Louisiana  70128-3633
(504) 241-4400

TRANSFER AGENT AND REGISTRAR
Society National Bank
P.O. Box 6477
Cleveland, Ohio 44101

AUDITORS
KPMG Peat Marwick LLP
Suite 3500, One Shell Square
New Orleans, Louisiana  70139

SHARES
Rockwood National Corporation shares are traded on the over-the-counter market under the symbol RNTL.


                              Page 32 of 41 Pages

                                     PART I


Item 1. Business

"Business" on page 3 of the Annual Report to Shareholders of Rockwood National Corporation ("the Company") for the year ended March 31, 1996 is incorporated herein by reference.

Item 2. Properties

The operations of the Company are conducted from approximately 5,000 square feet of space owned by Eastover Realty, Inc. located at 5690 Eastover Drive,
New Orleans, Louisiana.   "Business" on page 3 of the Annual Report to
Shareholders for the year ended March 31, 1996 are incorporated herein by reference. Details of other properties owned by the Company are found on
Schedule XI on page 37.

Item 3. Legal Proceedings

Note 11 "Commitments, Contingencies and Other Matters" on page 31 of Annual Report to Shareholders for the year ended March 31, 1996, is incorporated herein by reference.

Item 4. Submission of Matters to a Vote of Security Holders

   None.
                                    PART II

Item 5. Market for Registrant's Common Equity and Related Stockholder Matters

"Common Stock Market Price and Dividends" on page 4 of the Annual Report to Shareholders for the year ended March 31, 1996, is incorporated herein by reference.

Item 6. Selected Financial Data

"Selected Financial Data" on page 5 of the Annual Report to Shareholders for the year ended March 31, 1996, is incorporated herein by reference.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

"Management's Discussion and Analysis of Financial Condition and Results of Operations" on pages 6 through 10 of the Annual Report to Shareholders for the year ended March 31, 1996, is incorporated herein by reference.





                              Page 33 of 41 Pages

Item 8. Financial Statements and Notes and Supplementary Data

The Company's Consolidated Balance Sheets as of March 31, 1996 and 1995, and its Consolidated Statements of Operations, Stockholders' Equity and Cash Flows and Notes to Financial Statements for the years ended March 31, 1996, 1995 and 1994, and the independent auditors' report thereon included in the Company's 1996 Annual Report to Shareholders are incorporated herein by reference. The section entitled "Quarterly Results of Operations" on page 9 of the Company's 1996 Annual Report to Shareholders is incorporated herein by reference.

Item 9. Changes in and Disagreements with Accountants on Accounting Financial Disclosure

    None.
                                    PART III

Item 10. Directors and Executive Officers of the Registrant

The Company's definitive proxy statement which will be filed with the Commission pursuant to Regulation 14A within 120 days of the end of Company's fiscal year is incorporated herein by reference.

Item 11. Executive Compensation

The Company's definitive proxy statement which will be filed with the Commission pursuant to Regulation 14A within 120 days of the end of Company's fiscal year is incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management

The Company's definitive proxy statement which will be filed with the Commission pursuant to Regulation 14A within 120 days of the end of Company's fiscal year is incorporated herein by reference.

Item 13. Certain Relationships and Related Transactions

The Company's definitive proxy statement which will be filed with the Commission pursuant to Regulation 14A within 120 days of the end of Company's fiscal year is incorporated herein by reference.





                              Page 34 of 41 Pages

                                    PART IV

Item 14. Exhibits, Financial Statement Schedules and Reports on Form 8-K

(a)(1) The following financial statements of Rockwood National Corporation included in the Annual Report of the Company to its shareholders for the year ended March 31, 1996 are incorporated by reference in Item 8:
             Independent Auditors' Report.
             Consolidated Balance Sheets - March 31, 1996 and 1995. Consolidated Statements of Operations - Years ended March 31, 1996, 1995 and 1994.
             Consolidated Statements of Stockholders' Equity - Years ended March 31, 1996, 1995 and 1994.
             Consolidated Statements of Cash Flows - Years ended March 31, 1996, 1995 and 1994.
             Notes to Consolidated Financial Statements.
   (2) The following financial statement schedules of Rockwood National Corporation are filed herewith pursuant to Item 8:
             Schedule XI - Real Estate and Accumulated Depreciation
             Schedule XII - Mortgage Loans on Real Estate.
   (3)       Exhibits required by Item 601 of Regulation S-K:
    (a) Articles of Incorporation (incorporated by reference to Registration Statement on Form 8-B filed on July 19, 1973).
    (b) Amendment to Articles of Incorporation dated August 27, 1986, (incorporated by reference to Exhibit 3(b) of the Registrant's 1987 Annual Report on Form 10-K)
    (c) By-laws (incorporated by reference to Exhibit 3(b) of the Registrant's 1983 Annual Report on Form 10-K).
    (d)      Amendment to By-laws dated May 15, 1986 (incorporated by
             reference to Exhibit 3(d) of the Registrant's 1987 Annual Report on Form 10-K).
    (e) Amendment to By-laws dated March 22, 1988 (incorporated by reference to Exhibit 3(e) of the Registrant's
             1988 Annual Report on Form 10-K).
(10)(a) Form of Indemnification Agreement between the Registrant and each of the Registrant's directors and officers (incorporated by reference to Exhibit B of the Registrant's Proxy Statement dated July 22, 1986).
    (b) Amended and Restated Administration Agreement dated as of April 1, 1993 between the Registrant and Congress Street Properties, Inc. (incorporated by reference to Exhibit 10(b) of the Registrant's 1993 Annual Report on Form 10-K).
    (c) Registrant's 1991 Incentive Plan (incorporated by reference to Exhibit H to Registrant's Proxy Material dated July 22, 1991).
    (d) Registrant's 1991 Director's Stock Option Plan (incorporated by reference to Exhibit B to Registrant's Proxy Material dated July 22, 1991).
    (e)      Purchase and Sale Agreement dated June 24, 1990. (1)
    (f) Purchase Agreement dated as of the 18th day of December 1990 by and among The Parkway Company and Lake Forest, Inc. (2)
    (g)      Promissory Note of The Parkway Company dated December 18, 1990.
    (h) Security Agreement by Lake Forest, Inc. in favor of Trustmark National Bank dated December 18, 1990. (2)




                              Page 35 of 41 Pages

    (i) Agreement between Trustmark National Bank, Lake Forest, Inc., and The Parkway Company regarding partial releases and protection of The Parkway Company and terms of Lake Forest and Trustmark loan dated December 18, 1990. (2)
    (j)      Warrant Agreement dated December 18, 1990. (2)
    (k)      Agreement of Purchase and Sale dated April 16, 1991.  (3)
    (l)      Credit Sale dated April 16, 1991.  (3)
    (m)      Promissory Note dated April 16, 1991.  (3)
    (n) Agreement of Purchase and Sale, Option and Loan Agreement dated April 16, 1991. (3)
    (o)      Credit Sale dated April 16, 1991.  (3)
    (p)      Promissory Note dated April 16, 1991.  (3)
    (q)      Act of Sale and Assumption of Mortgage dated April 16, 1991. (3)
    (r) Amended and Restated Promissory Note between Lake Forest, Inc. and Deposit Guaranty National Bank dated April 16, 1991. (3)
    (s) $450,000 Promissory Note and Collateral Mortgage Note from Lake Forest, Inc. to The Parkway Company (incorporated by reference to
             Exhibit 10(v) of the Registrant's 1992 Annual Report on Form
             10-K).
    (t) $450,000 Continuing Guaranty of Registrant (incorporated by reference to Exhibit 10(w) of the Registrant's 1992 Annual Report on Form 10-K).
    (u)      $250,000 Promissory Note to The Parkway Company dated July 14,
             1993.
    (v) Act of Pledge and Pawn of Mortgage Note to The Parkway Company dated July 14, 1993.
  (11)       Statement re:  Computation of earnings per share, filed herewith.
  (13) Annual report to security holders for year ended March 31, 1996, filed herewith.
  (22)       Subsidiaries of the Company, filed herewith.
  (25)       Powers of Attorney.
  (27)       Financial Data Schedule, filed herewith.
  (28) Agreement of the Company to furnish the Commission with copies of instruments defining the rights of holders of long-term debt (incorporated by reference to Exhibit 28 of the Registrant's 1986 Annual Report on Form 10-K).
(b)      None.

  (1) Incorporated by reference to exhibits to Registrant's Form 8-K dated August 14, 1990.
  (2) Incorporated by reference to exhibits to Registrant's Form 8-K dated January 31, 1991.
  (3) Incorporated by reference to exhibits to Registrant's Form 8-K dated April 30, 1991.





                              Page 36 of 41 Pages

             SCHEDULE XI - REAL ESTATE AND ACCUMULATED DEPRECIATION
                                 March 31, 1996
                                 (In thousands)

                                                              Cost Capitalized
                                              Initial Cost     Subsequent to
Description                   Encumbrances     to Company       Acquisition
- -----------                   ------------    ------------    ---------------
Land held for sale and
  development:
    New Orleans, Louisiana        (1)            $  1,341       $  4,134(5)

(1) See Note 6 to the financial statements.
(2) Changes in real estate were as follows:

                                                                                   March 31
                                                                  ------------------------------------------
                                                                    1996              1995             1994
                                                                  -------            ------           ------
Balance at beginning of year                                      $ 8,566            10,458           16,585
    Additions during year -
         foreclosures                                                 -                 -                 44

    Deductions during year:
         Real estate sold                                            (963)           (1,892)          (2,648)
         Amounts charged to allowance                                 -                 -               (806)
         Writedown of real estate                                     -                 -             (2,620)
         Reduction in estimated future
             development costs                                        -                 -                -
         Assignment as consideration for
             debt issuance                                          2,128               -                -
         Other                                                        -                 -                (97)
                                                                  -------            ------           ------

    Balance at end of year                                        $ 5,475             8,566           10,458
                                                                  =======             =====           ======


(3) Changes in accumulated depreciation were as follows:

                                                                                    March 31
                                                                  ------------------------------------------
                                                                    1996               1995             1994
                                                                  -------              ----             ----
    Balance at beginning of year                                  $   -                 708              630
         Depreciation expense                                         -                  -                78
         Depreciation retired upon
             sale of office/warehouse
             building                                                 -                (708)              -
                                                                  -------              ----              ---

    Balance at end of year                                        $   -                  -               708
                                                                  =======              ====              ===


(4) The cost for federal income tax purposes is approximately $4,759.
(5) Costs capitalized, net of a writedown of $1,893.





                              Page 37 of 41 Pages

                                                                                               Life on Which
                                                                                               Depreciation
        Gross Amount at                                                                      In Latest Income
         Which Carried              Accumulated            Date of             Date              Statement
      At Close of Period            Depreciation        Construction         Acquired           Is Computed
      ------------------            ------------        ------------         --------        ----------------
        $ 5,475                        $  -                  -                 1965                  -
             (2) (4)                       (3)




                              Page 38 of 41 Pages

                  Schedule XII - Mortgage Loans on Real Estate
                                 March 31, 1996
                                 (In thousands)

                                                            Final                  Periodic
                                         Interest          Maturity                Payment
Description                                Rate              Date                   Terms
- -----------                              --------        -------------           ------------
Land - New Orleans                           6%          June 27, 2001           Interest and
                                                                                 principal of
                                                                                 $135,868 due
                                                                                 annually

(1) Changes in mortgage loans were as follows:

                                                                         March 31
                                                             -----------------------------------
                                                             1996          1995            1994
                                                             -----        ------           -----
    Balance at beginning of year                             $ 890         2,326           2,484
    Collection of principal                                    (83)       (2,326)           (116)
    Sale of land to related party                               -            890             -
    Other (4)                                                 (807)          -               (42)
                                                             -----        ------           -----

    Balance at end of year                                   $  -            890           2,326
                                                             =====        ======           =====

(2) See notes 4 and 11 to consolidated financial statements.
(3) The aggregate amount for federal income tax purposes is $890,000.
(4) See note 9(f) to consolidated financial statements.


                              Page 39 of 41 Pages

              Face Amount       Carrying        Principal Amount
   Prior      of Mortgages      Amount of      of Loan Subject to
   Liens     March 31, 1996     Mortgages     Delinquent Principal
   -----     --------------     ---------     --------------------
    -           $ -             - (1)(2)(3)            -
                ====           ===


                              Page 40 of 41 Pages

                                   SIGNATURES


    Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


    ROCKWOOD NATIONAL CORPORATION               /s/ DONALD E. PATE
            Registrant                 --------------------------------------
                                       Donald E. Pate, Chairman of the Board,
                                       President and Chief Executive Officer
                                                  July 12, 1996


    Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated.




      /s/ CHARLES A. SAUCIER                      /s/ A. WAYNE BURAS
- ------------------------------------      -----------------------------------
   Charles A. Saucier, Treasurer               A. Wayne Buras, Director
    and Chief Financial Officer                     July 12, 1996
           July 12, 1996





        /s/ DONALD E. PATE                      /s/ JOSEPH C. WINK, JR.
- ------------------------------------      -----------------------------------
      Donald E. Pate, Director               Joseph C. Wink, Jr., Director
           July 12, 1996                            July 12, 1996





    /s/ FREDERICK C. YOUNG, JR.                 /s/ THOMAS K. WININGDER
- ------------------------------------       ----------------------------------
  Frederick C. Young, Jr. Director           Thomas K. Winingder, Director
           July 12, 1996                             July 12, 1996





                              Page 41 of 41 Pages

                               INDEX TO EXHIBITS


   3(a)      Articles of Incorporation (incorporated by reference to
             Registration Statement on Form 8-B filed on July 19, 1973).
   3(b)      Amendment to Articles of Incorporation dated August 27, 1986,
             (incorporated by reference to Exhibit 3(b) of the Registrant's
             1987 Annual Report on Form 10-K)
   3(c)      By-laws (incorporated by reference to Exhibit 3(b) of the
             Registrant's 1983 Annual Report on Form 10-K).
   3(d)      Amendment to By-laws dated May 15, 1986 (incorporated by
             reference to Exhibit 3(d) of the Registrant's 1987 Annual Report
             on Form 10-K).
   3(e)      Amendment to By-laws dated March 22, 1988 (incorporated by reference to Exhibit 3(e) of the Registrant's
             1988 Annual Report on Form 10-K).
  10(a)      Form of Indemnification Agreement between the Registrant and each of the Registrant's directors and officers (incorporated by reference to Exhibit B of the Registrant's Proxy Statement dated
             July 22, 1986).
  10(b)      Amended and Restated Administration Agreement dated as of April 1,
             1993 between the Registrant and Congress Street Properties, Inc.
             (incorporated by reference to Exhibit 10(b) of the Registrant's
             1993 Annual Report on Form 10-K).
  10(c)      Registrant's 1991 Incentive Plan (incorporated by reference to
             Exhibit H to Registrant's Proxy Material dated July 22, 1991).
  10(d)      Registrant's 1991 Director's Stock Option Plan (incorporated by reference to Exhibit B to Registrant's Proxy Material dated July
             22, 1991).
  10(e)      Purchase and Sale Agreement dated June 24, 1990. (1)
  10(f)      Purchase Agreement dated as of the 18th day of December 1990 by and among The Parkway Company and Lake Forest, Inc.  (2)
  10(g)      Promissory Note of The Parkway Company dated December 18, 1990.
  10(h)      Security Agreement by Lake Forest, Inc. in favor of Trustmark
             National Bank dated December 18, 1990.  (2)
  10(i)      Agreement between Trustmark National Bank, Lake Forest, Inc., and
             The Parkway Company regarding partial releases and protection of
             The Parkway Company and terms of Lake Forest and Trustmark loan dated December 18, 1990.  (2)
  10(j)      Warrant Agreement dated December 18, 1990. (2)
  10(k)      Agreement of Purchase and Sale dated April 16, 1991.  (3)
  10(l)      Credit Sale dated April 16, 1991.  (3)
  10(m)      Promissory Note dated April 16, 1991.  (3)
  10(n)      Agreement of Purchase and Sale, Option and Loan Agreement dated
             April 16, 1991.  (3)
  10(o)      Credit Sale dated April 16, 1991.  (3)
  10(p)      Promissory Note dated April 16, 1991.  (3)
  10(q)      Act of Sale and Assumption of Mortgage dated April 16, 1991. (3)
  10(r)      Amended and Restated Promissory Note between Lake Forest, Inc. and
             Deposit Guaranty National Bank dated April 16, 1991. (3)
  10(s)      $450,000 Promissory Note and Collateral Mortgage Note from Lake
             Forest, Inc. to The Parkway Company (incorporated by reference to
             Exhibit 10(v) of the Registrant's 1992 Annual Report on Form
             10-K).
  10(t)      $450,000 Continuing Guaranty of Registrant (incorporated by reference to Exhibit 10(w) of the Registrant's 1992 Annual Report
             on Form 10-K).
  10(u)      $250,000 Promissory Note to The Parkway Company dated July 14,
             1993.
  10(v)      Act of Pledge and Pawn of Mortgage Note to The Parkway Company
             dated July 14, 1993.
  11         Statement re:  Computation of earnings per share, filed herewith.
  13         Annual report to security holders for year ended March 31, 1996, filed herewith.
  22         Subsidiaries of the Company, filed herewith.
  24         Powers of Attorney.
  27         Financial Data Schedule, filed herewith.
  99         Agreement of the Company to furnish the Commission with copies of instruments defining the rights of holders of long-term debt
             (incorporated by reference to Exhibit 28 of the Registrant's 1986
             Annual Report on Form 10-K).

  -----------
  (1) Incorporated by reference to exhibits to Registrant's Form 8-K dated August 14, 1990.
  (2) Incorporated by reference to exhibits to Registrant's Form 8-K dated January 31, 1991.
  (3) Incorporated by reference to exhibits to Registrant's Form 8-K dated April 30, 1991.